Form 10QSB/A
period 2007-08-31
Bow Valley Ventures Inc.
filed 2007-11-02
CIK 1402394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes  No State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2007, the Issuer had 9,250,000 Shares of
Common Stock outstanding.

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

BOW VALLEY VENTURES, INC.

November 1, 2007	By:	/s/ Richard Hiron
RICHARD HIRON
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)