Form 10KSB
period 2008-05-31
Bow Valley Ventures Inc.
filed 2008-09-05
CIK 1402394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended May 31, 2008

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-52711

BOW VALLEY VENTURES, INC.

 (Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14619-64th Avenue, Edmonton Alberta, Canada

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number

780-965-7760

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	9,250,000 Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of a specified date within the past 60 days.                                                               (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$85,000 based on the last sale price  of $0.02per share

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 9,250,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

BOW VALLEY VENTURES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED MAY 31, 2008

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Bow” and the “Company” mean Bow Valley Ventures, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.    DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on December 20, 2006 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the State of Nevada that we call the New Year No. 1 Property.

We have completed Phase I of our exploration program on the New Year No. 1, which included Prospecting, trenching and sampling over known mineralized zones. Our Consulting Geologist has recommended that we proceed to Phase II of our exploration program based on the results of Phase I

Compliance with Government Regulations

Additionally, if we decide to continue with the acquisition and exploration of mineral properties in the State of Nevada we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada. The main agency that governs the exploration of minerals in the State of Nevada is the Nevada Bureau of Mines.

All mineral exploration activities carried out on a mineral claim or mining lease in Nevada must be done in compliance with the Nevada Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in Nevada contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the State if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the State for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-KSB. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.                    DESCRIPTION OF PROPERTY.

We rent office spaces from our President and chief executive officer and director, Richard Hiron This office space consists of approximately 200 square feet, and Mr. Hiron supplies this office space to us at no cost to the Company.

We currently do not own any physical property or own any real property.

THE NEW YEAR NO.1 PROPERTY

We acquired a 100% interest in the New Year No.1 mining claim from Multi Metal Mining Corp. of Las Vegas, Nevada on May 23, 2007 for the sum of $5,000.

Description of New Year No. 1 Property

The New Year No 1 Property is recorded with the State of Nevada as follows:

Name of Mineral Claim	Area in Acres	Book Number	Expiry Date
New Year No 1	20	20061127-003296.	September 1, 2008

Location

he New Year No I Lode Claim is located within Section 3, Range 58E, Township 26S at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.

Access from Las Vegas, Nevada to the New Year No 1 Lode Claim is southward via Interstate Highway # 15 for approximately 3 1 miles, four miles past the town of Jean, Nevada, to a junction with a road which is taken easterly for five miles to a junction with a road southerly which is taken for less than two miles to the northern boundary of the New Year No I Lode Claim.

Climate

The New Year No I Lode Claim is situated at the southern end of the Sheep Mountain Range, a north-south trending range of mountains with peaks reaching an elevation of 4,184 feet. The claim covers the northeasterly and the southwesterly facing slopes of a northerly trending ridge. The topography is gentle, ranging from a central depression at 1,250 feet in the north to 1,550 feet in the southeast of the New Year No I Lode Claim.

The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Infrastructure

Currently there is no plant or equipment located on the New year No. 1 Property. Sources of water would be available from valley wells, which should provide sufficient water for all phases of the exploration plan that may be undertaken. There are no electrical facilities currently built on the property. Diesel-electrical power will be required in the initial stages of development.

History

The history of the New Year mine is not known. However, the underground workings and the localized exploration pits exploring zinc/lead mineralization were probably excavated during the period of mid to late 1800's after the Goodsprings concentrator was in operation and much exploration activity ensued as a very convenient market for ore.

Exact production from the New Year mine is not recorded, however, recorded production from the New Year mine and including production from the Lookout and the Mountain Top mines is reported as 37 carloads.

Property Geology

Mineralization at the New Year mine is reported as irregular ore bodies in the brecciated Bullion Dolomite near the crest of a northwest-plunging anticline. Hydrozincite containing grains of galena was the ore. Some smithsonite, calamine, and oxidized lead minerals were found.

Current Exploration

Mr. Lawrence Sookochoff, a professional geologist, has completed an evaluation of the New Year No.1mining claim and  prepared a geological report on our claim.

Based on his review, Mr. Sookochoff concludes that the New Year No.1mining claim warrants further exploration due to the geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. Sookochoff recommends an initial exploration program consisting of three phases. The first phase would consist of prospecting, trenching and sampling over the known mineral zone to determine geological controls to the mineralization and to determine the nature of the mineralization. As a follow-up to the initial investigation of the mineralized structure, a VLF-EM survey and soil sampling is recommended to be completed along the determined extensions of the known mineral zones, underground mapping and sampling, in addition to VLF-EM and magnetometer surveys should be completed. ,.

As a third phase to the exploration program, geochemical soil (MMI) surveys should be completed to locate prime targets to test for sub-surface mineralization by diamond drilling.

Magnetometer surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as phrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analyzed for mineral content.

Sampling consists of gathering rock or soil samples from property areas with the most potential to host economically significant mineralization that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

The first two phases is estimated to cost $18,000 as described below. We anticipate commencing the first phase of exploration in the summer or fall of 2007. The program will take about 14 days to complete.

Budget – Phase I

Prospecting, trenching and sampling over known mineralized zones	$7,500

Total Cost Phase 1:	$7,500
Budget – Phase II
Underground mapping and sampling VLF – EM & MAG Survey	$10,500

Total Cost Phase II:	$18,000

The third phase would consist of trenching and sampling in areas of exposed mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. We anticipate commencing the third phase of exploration in the summer of 2009 and the program will take approximately 15 days to complete.

Budget – Phase III

Geochemical (MMI) survey	$12,500

Test diamond drilling of prime targets	$70,000

Total Cost Phase III	$82,500

Total Cost Phase I, II, III	$100,500

Phase I of our exploration program was completed in October of 2007. We received the Phase I report from Mr. Sookochoff on April 30, 2008. According to the report, samples that were taken from the property as part of the Phase I work indicated potential areas of significant mineralization on the New year No.1 Property. In his Phase I report, Sookochoff recommended that we proceed with Phase II of our exploration program.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 50,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 5, 2008, there were 9,250,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock  have commenced trading on the OTC Bulletin Board under the symbol “BWVY” Although our shares became eligible for quotation on the OTC Bulletin Board on November 27, 2007, the high and low bid information for our common stock for the year ended May 31, 2008 was not available from the OTC Bulletin Board.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

There have been no recent issuances of unregistered securities

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the New Year No.1 Property. However, as at May 31, 2008, we had $10,511 cash on hand, of and an accumulated deficit of $80,356. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended May 31, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended May 31

	2008	2007
Revenue	$--	$--
Expenses	(62,210)	(18,146)
Net Comprehensive Loss	$(62,210)	$(18,146)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in consulting,  accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended May 31, 2008 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At May 31, 2008	At May 31, 2007
Current Assets	$10,511	$72,384
Current Liabilities	(867)	(90,530)
Working Capital (Deficit)	$9,644	$(18,146)

Cash Flows
	Year Ended	From inception (December 20, 2006) to
	May 31, 2008	May 31, 2007,
Cash Flows used in Operating Activities	$(61,873)	$(12,616)
Cash Flows used in Investing Activities		(5,000)
Cash Flows provided by Financing Activities		90,000
Net (Decrease) Increase in Cash During Period	$(61,873)	$72,384

Our working capital increased due to the issuance of stock for our deposit liabilities in August 2007.

As of May 31, 2008, we had cash on hand of $10,511. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended May 31, 2008 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets, at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mining claim. We have not made arrangements to secure any additional financing.

Because our President, Secretary, Treasurer and director, Richard Hiron, owns 54.07% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Hiron are inconsistent with the interests of other stockholders.

Richard Hiron, our President, and Secretary and Treasurer controls 54.07% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Hiron is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Hiron is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Hiron exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Hiron will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Hiron to their detriment, and (iii) control over transactions between him and Bow Valley.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 7.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of May 31, 2008, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of May 31, 2008
3.	Statements of Operations for the years ended May 31, 2008 and 2007 and for the period from inception on December 20, 2006, to May 31, 2008;
4.	Statements of Cash Flows for the years ended May 31, 2008 and 2007 and for the period from inception on December 20, 2006 to May 31, 2008;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through May 31, 2008; and
6.	Notes to Financial Statements.

Madsen & Associates CPA’s, Inc.

684 East Vine Street. #3

Murray, Utah 84107

                To the Board of Directors and Stockholders of Bow Valley Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Bow Valley Ventures, Inc. (the Company), an exploration stage company, as of May 31, 2007 and the statements of operations, stockholders’ equity, and cash flows for the period from (inception) December 20, 2006 through May 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bow Valley Ventures, Inc., an exploration stage company, as of May 31, 2008 and the results of its operations and cash flows for the period from (inception) December 20, 2006 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

August 28, 2008

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

May 31, 2008

ASSETS

Current assets:

Cash	$ 10,511

Total assets	$ 10,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts Payable	867

Total liabilities	867

Commitments and contingencies

Stockholders' equity:
Preferred stock; authorized 10,000,000; $0.001 par value; zero shares
issued and outstanding at May 31, 2008	-
Common stock; authorized 50,000,000; $0.001 par value; 9,250,000
shares issued and outstanding at May 31, 2008	9,250
Paid in capital	80,750
Deficit accumulated during the exploration stage	(80,356)

Total stockholders' equity	9,644

Total liabilities and stockholders' equity	$ 10,511

The accompanying notes are an integral part of these financial statements

F3

	BOW VALLEY VENTURES, INC.
	(AN EXPLORATION STAGE COMPANY)
	STATEMENTS OF OPERATIONS

	Year Ended May 31, 2008	From Inception (December 20, 2006) to May 31, 2007	From Inception (December 20, 2006) to May 31, 2008

Operating Expenses:

General and administrative	$ 17,090	$ 3,146	20,236
Consulting	45,120	10,000	55,120
Impairment loss on mineral property costs	-	5,000	5,000

Net loss for the period	$ 62,210	$ 18,146	$ 80,356

Net loss per share:
Basic and diluted	$ 0.01	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	7,708,333	-

	The accompanying notes are an integral part of these financial statements

F4

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM DECEMBER 20, 2006 (INCEPTION) TO MAY 31, 2008

							Deficit
		Preferred Stock Issued		Common Stock Issued			Accumulated
			Additional			Additional	During the
	Number of		Paid-in	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Shares	Amount	Capital	Stage	Total

Balance at Inception (December 20, 2006)	$ -	$ -	$ -	-	-		-	$ -

Net loss for period Ended May 31, 2007							(18,146)	(18,146)

Balance at May 31, 2007	-	-	-	-	-	-	(18,146)	(18,146)

Common stock issued for cash at $0.001 per share				5,000,000	5,000	-		5,000

Common stock issued for cash at $0.02 per share				4,250,000	4,250	80,750		85,000

Net loss for period ended May 31, 2007							(62,210)	(62,210)

Balance at May 31, 2008	-	-	-	9,250,000	9,250	80,750	(80,356)	9,644

F5

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Year Ended May 31, 2008	From Inception (December 20, 2006) to May 31, 2007	From Inception (December 20, 2006) to May 31, 2008

Cash flow from operating activities:
Net loss	$ (62,210)	$ (18,146)	$ (80,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral property costs	-	5,000	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	337	530	867

Net cash used in operating activities	(61,873)	(12,616)	(74,489)

Cash flows from investing activities:
Acquisition of mineral properties		(5,000)	(5,000)

Net cash used in investing activities	-	(5,000)	(5,000)

Cash flows from financing activities:
Deposits	-	90,000	90,000

Net cash provided by financing activities	-	90,000	90,000

Decrease in cash during the period	(61,873)	72,384	10,511

Cash, beginning of period	72,384	-	-

Cash, end of period	$ 10,511	$ 72,384	$ 10,511

Cash paid during the period
Taxes	$ -		$ -
Interest	$ -		$ -

Supplemental disclosure of non-cash financing activities:
Common stock issued for deposits received in prior year	$ 90,000

The accompanying notes are an integral part of these financial statements

F6

                                                           BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

NOTE 1 - NATURE OF OPERATIONS

Bow Valley Ventures Inc. (the "Company") was incorporated in the State of Nevada on December 20, 2006 The Company was organized to explore mineral properties in Nevada.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Bow Valley Ventures Inc, a Company incorporated under the Company Act of Alberta on April 20, 2007.  All inter-company transactions have been eliminated.

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

F7

                                                  BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets, at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

F8

                                                 BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. There were no translation adjustments as of May 31, 2008.

Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accounts payable. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with SFAS 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Authoritative Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal year 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

F9

                                                  BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company does not collect taxes from customer and does not expect that its adoption will impact currently presents such taxes net. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

NOTE 3 – MINERAL LEASES AND CLAIMS

On May 23, 2007, the Company acquired a 100% interest in numerous claims known as the New Year No.1 Property, which is located in the Yellow Pine Mining District, Nevada. The claims were purchased for $5,000 cash. Because the claims have no proven mineral reserves, the amount allocated toward mineral property assets was considered 100% impaired at the date of acquisition, and a related impairment loss was recorded.

NOTE 4 – SHAREHOLDERS’ EQUITY

During August 2007, the Company issued a total of 9,250,000 common shares. Of the common shares issued 5,000,000 shares were issued at a price of $0.001 to the Company’s sole officer and director for cash proceeds of $5,000. The balance of 4,250,000 common shares were issued to subscribers at $0.02 per share, for cash proceeds of $85,000. The cash proceeds related to these stock issuances were received prior to May 31, 2007, and were recorded as Deposits in the May 31, 2007 financial statements.

F10

                                                BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2008, the Company had $10,511 in cash, net working capital of $9,644, shareholders equity of $9,644 and accumulated net losses of $80,356 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 6 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

The Company has accumulated net operating losses of $80,356 as of May 31, 2008, generating an approximate deferred tax asset of $27,300, which has been fully offset by a valuation allowance. These net operating losses begin to expire in the year 2026.

F11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants. However, our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since May 2007.

 During the years ended May 31, 2008 and 2007 and subsequent to May 31, 2008 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 8A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                 OTHER INFORMATION.

We have not filed items on Form 8K

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Richard Hiron	43	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officers and directors:

Mr. Richard Hiron: Mr. Hiron became our President, Secretary and Treasurer on December 20, 2006.

Mr. Hiron is a graduate of the University of Alberta, and has over 18 years experience as a sales and marketing professional primarily in the media industry. Mr. Hiron began his career with Molson and then spent time at Pattison Outdoor. In 1997 Mr. Hiron began work with CHUM Television, and was responsible for setting up their first sales office in Alberta with Access Television. During his tenure with CHUM, he has been responsible for establishing a commercial sales division, overseeing the integration of all corporate revenue generating activities, and instilling a strong focus on customer service. Mr. Hiron is currently the Regional Sales Manager for CHUM’s Alberta stations including Citytv Calgary, Citytv Edmonton and Access Television.

Given that Mr. Hiron has no previous experience in mineral exploration or operating a mining and exploration company. Mr. Hiron also lacks any accounting or financial credentials, he intends to perform his job for us by engaging consultants who have experience in the areas where he is lacking. Mr. Hiron is also studying information about our industry to familiarize himself with our business.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole officer and director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended May 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended May 31, 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Richard Hiron(1) President, Secretary, Treasurer & Director	2007 2008	$0	$0	$0	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended May 31, 2008, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Richard Hiron Secretary, Treasurer and Director 5316-141 Street Edmonton Alberta Canada T6H 4A2	5,000,000 Direct	54.07
Common Stock	All Directors and Executive Officers as a Group (1 person)	5,000,000	54.07

5% STOCKHOLDERS

Common Stock	Richard Hiron Secretary, Treasurer and Director 5316-141 Street Edmonton Alberta Canada T6H 4A2	5,000,000 Direct	54.07

|

Notes:
(1)

Based on 9,250,000 shares of our common stock issued and outstanding as of September 5, 2008,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 5, 2008.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On, 2007, we issued 5,000,000 total shares of common stock who is our sole executive officer and sole director, Richard Hiron , at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 13.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Bow Valley Ventures, Inc.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2, 2007.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2008	Year Ended May 31, 2007
Audit Fees	$12,600	$4,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,600	$5,330

21

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOW VALLEY VENTURES, INC.

Date:	September 5, 2008	By:	/s/ Richard Hiron

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

BOW VALLEY VENTURES, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 5, 2008	By:	/s/ Richard Hiron

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director