Form 10-K
period 2009-05-31
Bow Valley Ventures Inc.
filed 2009-09-16
CIK 1402394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended May 31, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

             For the transition period from _______________ to _______________

                             COMMISSION FILE NUMBER: 000-52805

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

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

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

BOW VALLEY VENTURES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MAY 31, 2009

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.               RISK FACTORS

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

ITEM 2.    PROPERTIES.

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

Description of New Year No. 1 Property

The New Year No 1 Property is recorded with the State of Nevada as follows:

Name of Mineral Claim	Area in Acres	Book Number	Expiry Date
New Year No 1	20	20061127-003296.	September 1, 2010

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

General

Our authorized capital stock consists of 50,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 15, 2009, there were 9,250,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock  have commenced trading on the OTC Bulletin Board under the symbol “BWVY” Although our shares became eligible for quotation on the OTC Bulletin Board on November 27, 2007, the high and low bid information for our common stock for the year ended May 31, 2009 was not available from the OTC Bulletin Board.

Year ended May 31, 2009	HIGH ($)	LOW ($)
	$0	$0

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

Recent Sales Of Unregistered Securities

There have been no recent issuances of unregistered securities

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended April 30, 2009	Year Ended April 30, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	$15,129	$62,210
Net income (loss)	(15,129)	(62,210)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information

	May 31, 2009		May 31, 2008
Working capital	$	$(5,485)	$9,944
Total assets		$4,815	$10,511
Total liabilities
Accumulated Deficit		(95,485)	(80,356)
Stockholders’ equity (deficit)		(5,485)	9,644

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the New Year No.1 Property. However, as at May 31, 2009, we had $4,815 cash on hand, of and an accumulated deficit of $95,485. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended May 31, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended May 31

	2009	2008
Revenue	$--	$--
Expenses	(15,129)	(62,210)
Net Comprehensive Loss	$(15,129)	$(62,210)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities. The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended May 31, 2009 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At May 31, 2009	At May 31, 2008
Current Assets	$4,815	$10,511
Current Liabilities	(10,300)	(867)
Working Capital (Deficit)	$ (5,485)	$(9,644)

Cash Flows
	Year Ended	From inception (December 20, 2006) to
	May 31, 2009	May 31, 2008,
Cash Flows used in Operating Activities	$(5,696)	$(80,185)
Cash Flows used in Investing Activities
Cash Flows provided by Financing Activities
Net (Decrease) Increase in Cash During Period	$(5,696)	$(4,815)

.

As of May 31, 2009, we had cash on hand of $4,815. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended May 31, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of May 31, 2009, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of May 31, 2009
3.	Statements of Operations for the years ended May 31, 2009 and 2008 and for the period from inception on December 20, 2006, to May 31, 2009;
4.	Statements of Cash Flows for the years ended May 31, 2009 and 2008 and for the period from inception on December 20, 2006 to May 31, 2009;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through May 31, 2009; and
6.	Notes to Financial Statements.

To Board of Directors and

Stockholders of Bow Valley Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Bow Valley Ventures, Inc. (the Company), an exploration stage company, as of May 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2009, and for the period from December 20, 2006 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bow Valley Ventures, Inc., an exploration stage company, as of May 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2009 and for the period from December 20, 2006 to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

September 15, 2009

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31, 2009	May 31, 2008

ASSETS

Current assets:

Cash	$ 4,815	$ 10,511

Total assets	$ 4,815	$ 10,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts Payable	10,300	867

Total liabilities	10,300	867

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock; authorized 10,000,000; $0.001 par value; zero shares
issued and outstanding at May 31, 2009		-
Common stock; authorized 50,000,000; $0.001 par value; 9,250,000
shares issued and outstanding at May 31, 2009	9,250	9,250
Paid in capital	80,750	80,750
Deficit accumulated during the exploration stage	(95,485)	(80,356)

Total stockholders' (deficit) equity	(5,485)	9,644

Total liabilities and stockholders' equity	$ 4,815	$ 10,511

F3

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31, 2009	Year Ended May 31, 2008	From Inception (December 20, 2006) to May 31, 2009

Operating Expenses:

General and administrative	$ 15,129	$ 17,090	35,365
Consulting	-	45,120	55,120
Impairment loss on mineral property costs	-	-	5,000

Net loss for the period	$ 15,129	$ 62,210	$ 95,485

Net loss per share:
Basic and diluted	$ 0.00	$ 0.01	$ -

Weighted average number of shares outstanding:
Basic and diluted	9,250,000	7,708,333

The accompanying notes are an integral part of these consolidated financial statements

F4

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM DECEMBER 20, 2006 (INCEPTION) TO MAY 31, 2009

							Deficit
	Preferred Stock Issued			Common Stock Issued			Accumulated
			Additional			Additional	During the
	Number of		Paid-in	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Shares	Amount	Capital	Stage	Total

Balance at Inception (December 20, 2006)	-	$ -	$ -	-	$ -	$ -	$ -	$ -

Net loss for period ended May 31, 2007							(18,146)	(18,146)

Balance at May 31, 2007	-	-	-	-	-	-	(18,146)	(18,146)

Common stock issued for cash at $0.001 per share				5,000,000	5,000	-		5,000

Common stock issued for cash at $0.02 per share				4,250,000	4,250	80,750		85,000

Net loss for period ended May 31, 2008							(62,210)	(62,210)

Balance at May 31, 2008	-	-	-	9,250,000	9,250	80,750	(80,356)	9,644

Net loss for period ended May 31, 2009	-	-	-	-	-	-	(15,129)	(15,129)

Balance at May 31, 2009				9,250,000	9,250	80,750	(95,485)	(5,485)

F5

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2009	Year Ended May 31, 2008	From Inception (December 20, 2006) to May 31, 2009

Cash flow from operating activities:
Net loss	$ (15,129)	$ (62,210)	$ (95,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral property costs	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	9,433	337	10,300

Net cash used in operating activities	(5,696)	(61,873)	(80,185)

Cash flows from investing activities:
Acquisition of mineral properties		-	(5,000)

Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities:
Deposits	-	-	90,000

Net cash provided by financing activities	-	-	90,000

(Decrease) Increase in cash during the period	(5,696)	(61,873)	4,815

Cash, beginning of period	10,511	72,384	-

Cash, end of period	$ 4,815	$ 10,511	$ 4,815

Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Supplemental disclosure of non-cash financing activities:
Common stock issued for deposits received in prior year	$ -	$ 90,000

F6

                                             BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

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

May 31, 2009

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

Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 20, 2006 to May 31, 2009.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses

F8

                                                 BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. There were no translation adjustments as of May 31, 2009.

Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accounts payable. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Recent Authoritative Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material effect on its financial statements.

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

May 31, 2009

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2009, the Company had $4,815 in cash, a working capital deficit of $5,485, stockholders’ deficit of $5,485 and accumulated net losses of $95,485 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

The Company has accumulated net operating losses of $95,485 as of May 31, 2009, generating an approximate deferred tax asset of $32,500, which has been fully offset by a valuation allowance. These net operating losses begin to expire in the year 2026.

F10

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since May 2007.

 During the years ended May 31, 2009 and 2008 and subsequent to May 31, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A.                 CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.There were no changes in our internal control over financial reporting during the year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K

                                                              PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Richard Hiron	44	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officers and directors:

Mr. Richard Hiron: Mr. Hiron became our President, Secretary and Treasurer on December 20, 2006.

Mr. Hiron is a graduate of the University of Alberta, and has over 18 years experience as a sales and marketing professional primarily in the media industry. Mr. Hiron began his career with Molson and then spent time at Pattison Outdoor. In 1997 Mr. Hiron began work with CHUM Television, and was responsible for setting up their first sales office in Alberta with Access Television. During his tenure with CHUM, he has been responsible for establishing a commercial sales division, overseeing the integration of all corporate revenue generating activities, and instilling a strong focus on customer service. Mr. Hiron is currently the Regional Sales Manager for CHUM’s Alberta stations including Citytv Calgary, Citytv Edmonton and Access Television.Given that Mr. Hiron has no previous experience in mineral exploration or operating a mining and exploration company. Mr. Hiron also lacks any accounting or financial credentials, he intends to perform his job for us by engaging consultants who have experience in the areas where he is lacking. Mr. Hiron is also studying information about our industry to familiarize himself with our business.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended May 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended May 31, 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Richard Hiron(1) President, Secretary, Treasurer & Director	2008 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended May 31, 2009, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

|

Notes:
(1)

Based on 9,250,000 shares of our common stock issued and outstanding as of September 15, 2009,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 15, 2009.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31, 2009 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2009	Year Ended May 31, 2007
Audit Fees	$12,000	$12,000
Audit Related Fees	800	800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,800	$12,800

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Bow Valley Ventures, Inc.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOW VALLEY VENTURES, INC.

Date:	September 15, 2009	By:	/s/ Richard Hiron

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

BOW VALLEY VENTURES, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 15, 2009	By:	/s/ Richard Hiron

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director