Form 10-Q
period 2009-08-31
Bow Valley Ventures Inc.
filed 2009-10-15
CIK 1402394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2009, the Issuer had 9,250,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Bow Valley” mean Bow Valley Ventures, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31,	May 31,
	2009	2009

ASSETS

Current assets:

Cash	$ 1,305	$ 4,815

Total assets	$ 1,305	$ 4,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable and Accrued Liabilities	6,825	10,300

Total liabilities	6,825	10,300

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; authorized 10,000,000; $0.001 par value; zero shares	-
issued and outstanding at August 31, 2009 and May 31, 2009
Common stock; authorized 50,000,000; $0.001 par value; 9,250,000 shares
issued and outstanding at August 31, 2009 and May 31, 2009	9,250	9,250
Paid in capital	80,750	80,750
Deficit accumulated during the exploration stage	(98,960)	(95,485)

Total stockholders' equity	(5,520)	(5,485)

Total liabilities and stockholders' equity	$ 1,305	$ 4,815

The accompanying notes are an integral part of these consolidated financial statements

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended August 31, 2009	Three months ended August 31, 2008	From Inception (December 20, 2006) to August 31, 2008

Operating Expenses:

General and administrative	$ 3,475	$ -	$ 35,401
Consulting	-		55,120
Impairment loss on mineral property costs	-	-	5,000

Net loss for the period	$ 3,475	$ -	$ 95,521

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	9,250,000	-

The accompanying notes are an integral part of these consolidated financial statements

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended August 31, 2009	Three months ended August 31, 2008	From Inception (December 20, 2006) to August 31, 2009

Cash flow from operating activities:
Net loss	$ (3,475)	$ -	$ (95,521)
Adjustments to reconcile net loss to net cash used in operting activities:
Impairment of mineral property rights	-	-	5,000
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	(3,475)		6,825

Net cash used in operating activities	(3,511)	-	(83,696)

Cash flows from investing activities:
Payment for mineral property rights	-	-	(5,000)

Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	90,000

Net cash provided by financing activities	-	-	90,000

Decrease in cash during the period	(3,511)	-	1,305

Cash, beginning of period	4,815		-

Cash, end of period	$ 1,305	$	$ 1,305

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -		$ -
Interest	$ -		$ -

The accompanying notes are an integral part of these consolidated financial statements

BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Bow Valley Ventures, Inc. for the year ended May 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2009 included in the Company’s report on Form 10-K.

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

August 31, 2009

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 20, 2006 to August 31, 2009.

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

August 31, 2009

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for August 31, 2009 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

Fair Value of Financial Instruments

The Company’s only financial instruments are cash and accounts payable. Due to the short maturities of accounts payable and cash, their fair value approximates their carrying value.

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of August 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

August 31, 2009

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

NOTE 5 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2009 the Company had incurred accumulated losses of $98,960. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Our total expenditures over the next twelve months are anticipated to be approximately                      $ 43,500. Our cash on hand as of August 31, 2009 is $1,305. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At August 31, 2009	At May 31, 2009
Current Assets	1,305	$4,815
Current Liabilities	6,825	10,300
Working Capital (Deficit)	$(5,520)	$(5,485)

Cash Flows

	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008

Cash Flows from (used in) Operating Activities	(3,475)	-
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	(3,475)	-

The decline in our working capital surplus at August 31, 2009 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the increase in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, August 31, 2009, we had cash on hand of $1,305. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended May 31, 2009, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred accumulated net losses of $98,960 for the period from December 20, 2006 (inception) to August 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended May 31, 2009

Exploration Stage Enterprise

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $98,960 for the period from (inception) to August 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to commence Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2009, we had cash in the amount of $1,305. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed with Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended August 31, 2009. We have not filed any Current Reports on Form 8-K since August 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOW VALLEY VENTURES, INC.

October 15, 2009	By:	/s/ Richard Hiron
RICHARD HIRON
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)