Form 10-Q
period 2010-02-28
Bow Valley Ventures Inc.
filed 2010-04-19
CIK 1402394

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-52805

BOW VALLEY VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

                                               14619-64th Avenue,  Edmonton Alberta, Canada

Address of principal executive offices)

(780) 965-7760

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]

No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]

Accelerated Filer [ ]

Non-accelerated filer   [ ]

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]

No  []

There were shares of 9,250,000 Common Stock outstanding as of April 19, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – February 28, 2010 and May 31, 2009 (Audited)            F-1

Statements of Operations  -

Three months and Nine Months ended February 28, 2010 and 2009 and

            From December 20, 2006 (Inception) to February 28, 2010

             F-2,

Statements of Cash Flows –

Nine months ended February 28, 2010 and 2009 and

From December 20, 2006 (Inception) to February 28, 2010

                           F-3

Notes to the Financial Statements

   F-4

Item 2.  Management’s Discussion and Analysis of Financial Condition

              and Results of Operations

                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 4

– Not Applicable

Item 4. Controls and Procedures

    4

Item 4T.  Controls and Procedures

    4

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

                                                               6

Item 1A. Risk Factors-

                           6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   9

Item 3.  Defaults Upon Senior Securities – Not Applicable

                           9

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

   9

Item 5.  Other Information

                                                    9

Item 6.  Exhibits

     9

SIGNATURES

Item 1.  Financial Statements

BOW VALLEY VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	February 28,	May 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$ 808	$ 4,815

TOTAL CURRENT ASSETS	808	4,815

TOTAL ASSETS	$ 808	$ 4,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 26,172	$ 10,300
Advance	5,000	-

TOTAL CURRENT LIABILITIES	31,172	10,300

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,250,000 shares issued and outstanding	9,250	9,250
Additional paid-in capital	80,750	80,750
Deficit accumulated during exploration stage	(120,364)	(95,485)

TOTAL SHAREHOLDERS' EQUITY	(30,364)	(5,485)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 808	$ 4,815

BOW VALLEY VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	from December 20,
	February 28,	February 28,	February 28,	February 28,	2006 (inception)
	2010	2009	2010	2009	to February 28, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	13,408	9,669	24,879	15,093	120,364

Total operating expenses	13,408	9,669	24,879	15,093	120,364

Loss from continuing operations
before provision for income taxes	(13,408)	(9,669)	(24,879)	(15,093)	(120,364)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (13,408)	$ (9,669)	$ (24,879)	$ (15,093)	$ (120,364)

Weighted average common shares outstanding - basic and diluted	9,250,000	9,250,000	9,250,000	9,250,000

Net loss per share-basic and diluted	$ (0.0014)	$ (0.0010)	$ (0.0027)	$ (0.0016)

BOW VALLEY VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	Nine Months ended	Nine Months Ended	from December 20,
	February 28,	February 28,	2006 (inception) to
	2010	2009	February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (24,879)	$ (15,093)	$ (120,364)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment loss on mineral property costs			5,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,872	9,433	26,172
Advance	5,000		5,000
Purchase of mineral rights	-	-
			-
NET CASH USED IN OPERATING ACTIVITIES	(4,007)	(5,660)	(84,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral properties			(5,000)
NET CASH USED IN INVESTING ACTIVITIES			(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	90,000
NET CASH PROVIDED BY FINANCING ACTIVITIES			90,000

Increase (decrease) in Cash and Cash Equivalents	(4,007)	(5,660)	808

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,815	10,511	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 808	$ 4,851	$ 808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Bow Valley Ventures, Inc. for the year ended May 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2009 included in the Company’s report on Form 10-K.

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

February 28, 2010

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 20, 2006 to February 28, 2010.

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

February 28, 2010

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. There are no dilutive common shares outstanding; accordingly, diluted and basic loss per share amounts are the same.

Fair Value of Financial Instruments

The Company’s only financial instruments are cash, accounts payable and accrued expenses. Due to the short maturities of accounts payable and cash, their fair value approximates their carrying value.

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

February 28, 2010

(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY

During August 2007 the Company issued a total of 9,250,000 common shares. Of the common shares issued 5,000,000 shares were issued at a price of $0.001 to the Company’s sole officer and director for cash proceeds of $5,000. The balance of 4,250,000 common shares were issued to subscribers at $0.02 per share, for cash proceeds of $85,000.

NOTE 5 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2010 the Company had incurred accumulated losses since inception of $120,364. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 6- ADVANCE

During the period ended February 28, 2010 the company received an advance of $5,000 from an employee of the Company. The advance is non-interest bearing and there are no fixed terms of repayment.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 19, 2010, which is the date these consolidated financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Business and Plan of Operations

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

Our total expenditures over the next twelve months are anticipated to be approximately $ 43,500. Our cash on hand as of February 28, 2010 is $808. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

Results of Operations

For the Nine months Ended February 28, 2010 compared to the Nine months Ended February 28, 2009

We are an exploration stage and have no revenues to date.

We incurred operating expenses of $24,879 and $15,093 for the nine month periods ended February 28, 2010 and 2009, respectively.  The increase of $9,786 is a result of the increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the Nine months ended February 28, 2010 was a result of increased administrative expenses and exploration activities in connection with our on going exploration  efforts.

During the Nine months ended February 28, 2010, we recognized a net loss of $24,879 compared to a net loss of $15,093 for the Nine months ended February 28, 2009.  The increase was a result of the increase in operational expenses as discussed above.

Liquidity and Capital Resources

At February 28, 2010, we had total assets of $808 consisting of cash.  At February 28, 2010, we had total current liabilities of $31,172, consisting of accrued expenses of $26,172,

During the Nine months ended February 28, 2010, we used cash of $4,007 in operations. During the Nine months ended February 28, 2010, net losses of $24,879 were not adjusted for any non-cash items.  During the nine months ended February 28, 2009, net losses of $15,093 were not adjusted for any non-cash items.

During the Nine months ended February 28, 2010 and 2009, we did not have any cash flows from investment activities.

During the Nine months ended February 28, 2010, we received $0 from our financing activities.  During the Nine months ended February 28, 2009, we received $0 from our financing activities

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs.  We will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Hiron our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation,

Mr. Hiron has concluded that our disclosure controls and procedures  are  effective  in  timely  alerting  them to material  information required  to be  included  in  our  periodic  SEC  filings  and to  ensure  that information  required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Executive  Officer,  to allow  timely  decisions  regarding  required  disclosure  as a  result  of  the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended February 28, 2010. We believe that internal control over financial reporting is ineffective, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings.

Bow Valley Ventures, Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $120,364 for the period from (inception) to February 28, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to complete Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of February 28, 2010, we had cash in the amount of $808. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Our planned exploration program does not budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Richard Hiron, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the period covered by this report

 Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

We did not file Current Reports on Form 8-K during the period ended February 28, 2010

Item 6.  Exhibits.

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1

Certification of Chief Executive and Principal Accounting Officer pursuant to

Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1

Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 19, 2010

Bow Valley Ventures, Inc. (Registrant)

By:

/s/ Richard Hiron

______________________________

Richard Hiron

Chief Executive Officer

and Principal Accounting Officer