Form 10-K
period 2010-05-31
Bow Valley Ventures Inc.
filed 2010-09-20
CIK 1402394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended May 31, 2010

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

BOW VALLEY VENTURES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MAY 31, 2010

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

Description of New Year No. 1 Property

The New Year No 1 Property is recorded with the State of Nevada as follows:

Name of Mineral Claim	Area in Acres	Book Number	Expiry Date
New Year No 1	20	20061127-003296.	September 1, 2011

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

General

Our authorized capital stock consists of 50,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 15, 2010, there were 9,250,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock  are currently eligible for quotation on the Pink Sheets under the symbol “BWVY”. Our shares initially became eligible for quotation on the OTC Bulletin Board on November 27, 2007, the high and low bid information for our common stock for the year ended May 31, 2010 was not available from the OTC Bulletin Board.

Year ended May 31, 2010	HIGH ($)	LOW ($)
	$0	$0

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

Recent Sales Of Unregistered Securities

There have been no recent issuances of unregistered securities

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended May 31, 2010	Year Ended May 31, 2009
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	. $ 32,513	$ 15,129
Net income (loss)	(32,513)	(15,129)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information

	May 31, 2010		May 31, 2009
Working capital	$	$(21,998)	$(5,485)
Total assets		$16,762	$4,8151
Total liabilities		54,760
Accumulated Deficit		(127,998)	(95,485)
Stockholders’ equity (deficit)		(37,998)	5,485

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the New Year No.1 Property. However, as at May 31, 2010, we had $16,762 cash on hand, of and an accumulated deficit of $127,998. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended May 31, 2010 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended May 31

	2010	2009
Revenue	$--	$--
Expenses	(32,513)	(15,129)
Net Comprehensive Loss	$(32,513)	$(15,129)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities. The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended May 31, 2010 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At May 31, 2010	At May 31, 2009
Current Assets	$ 16,762	$4,815
Current Liabilities	(38,760)	(10,300)
Working Capital (Deficit)	$ (21,998)	$(5,485)

Cash Flows
	Year Ended	Year Ended
	May 31, 2010	May 31, 2009,
Cash Flows provided by (used in) Operating Activities	$11,947	$(5,696)
Cash Flows used in Investing Activities	-
Cash Flows provided by Financing Activities
Net Increase (Decrease) in Cash During Period	$11,947	$(5,696)

.

As of May 31, 2010, we had cash on hand of $16,762. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended May 31, 2010 that there is substantial doubt that we will be able to continue as a going concern.

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

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC.

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

ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of May 31, 2010, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Consolidated Balance Sheets as of May 31, 2010
3.	Consolidated Statements of Operations for the years ended May 31, 2010 and 2009 and for the period from inception on December 20, 2006, to May 31, 2010;
4.	Consolidated Statements of Cash Flows for the years ended May 31, 2010 and 2009 and for the period from inception on December 20, 2006 to May 31, 2010;
5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through May 31, 2010; and
6.	Notes to Consolidated Financial Statements.

To Board of Directors and

Stockholders of Bow Valley Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Bow Valley Ventures, Inc. (the Company), an Exploration Stage Company, as of May 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from December 20, 2006 (inception) to May 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bow Valley Ventures, Inc., an Exploration Stage Company, as of May 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2010 and for the period from December 20, 2006 (inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5 to the consolidated financial statements.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

September 17, 2010

BOW VALLEY VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$ 16,762	$ 4,815

TOTAL CURRENT ASSETS	16,762	4,815

TOTAL ASSETS	$ 16,762	$ 4,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 38,760	$ 10,300

TOTAL CURRENT LIABILITIES	38,760	10,300

Shareholder advance	16,000	-

TOTAL LIABILITIES	$ 54,760	$ 10,300

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,250,000 shares issued and outstanding	9,250	9,250
Additional paid-in capital	80,750	80,750
Deficit accumulated during exploration stage	(127,998)	(95,485)

TOTAL SHAREHOLDERS' EQUITY	(37,998)	(5,485)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,762	$ 4,815

F3

BOW VALLEY VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	Year Ended	Year Ended	from December 20,
	May 31,	May 31,	2006 (inception)
	2010	2009	to May 31, 2010

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	32,513	15,129	127,998

Total operating expenses	32,513	15,129	127,998

Loss from continuing operations
before provision for income taxes	(32,513)	(15,129)	(127,998)

Provision for income taxes	-	-	-

NET LOSS	$ (32,513)	$ (15,129)	$ (127,998)

Weighted average common shares outstanding - basic and diluted	9,250,000	9,250,000	9,250,000

Net loss per share-basic and diluted	$ (0.0035)	$ (0.0016)	$ (0.0138)

F4

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM DECEMBER 20, 2006 (INCEPTION) TO MAY 31, 2010

							Deficit
	Preferred Stock Issued			Common Stock Issued			Accumulated
			Additional			Additional	During the
	Number of		Paid-in	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Shares	Amount	Capital	Stage	Total

Balance at Inception (December 20, 2006)	-	$ -	$ -	-	$ -	$ -	$ -	$ -

Net loss for period ended May 31, 2007							(18,146)	(18,146)

Balance at May 31, 2007	-	-	-	-	-	-	(18,146)	(18,146)

Common stock issued for cash at $0.001 per share				5,000,000	5,000	-		5,000

Common stock issued for cash at $0.02 per share				4,250,000	4,250	80,750		85,000

Net loss for period ended May 31, 2008							(62,210)	(62,210)

Balance at May 31, 2008	-	-	-	9,250,000	9,250	80,750	(80,356)	9,644

Net loss for period ended May 31, 2009	-	-	-	-	-	-	(15,129)	(15,129)

Balance at May 31, 2009				9,250,000	9,250	80,750	(95,485)	(5,485)

Net loss for period ended May 31, 2010	-	-	-	-	-	-	(32,513)	(32,513)

Balance at May 31, 2010				9,250,000	9,250	80,750	(127,998)	(37,998)

F5

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	Year Ended	Year Ended	from December 20,
	May 31,	May 31,	2006 (inception) to
	2010	2009	May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (32,513)	$ (15,129)	$ (127,998)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment loss on mineral property costs			5,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	28,460	9,433	38,760
Shareholder advance	16,000	-	16,000
			-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,947	(5,696)	(68,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral properties			(5,000)
NET CASH USED IN INVESTING ACTIVITIES			(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	90,000
NET CASH PROVIDED BY FINANCING ACTIVITIES			90,000

Increase (decrease) in Cash and Cash Equivalents	11,947	(5,696)	16,762

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,815	10,511	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 16,762	$ 4,815	$ 16,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

F6

                                             BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

NOTE 1 - NATURE OF OPERATIONS

Bow Valley Ventures Inc. (the "Company") was incorporated in the State of Nevada on December 20, 2006 The Company was organized to explore mineral properties in Nevada.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

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

May 31, 2010

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

Start-up Expenses

Start-up costs associated with the Company's formation have been expensed as incurred and are included in the Company's general and administrative expenses for the period from inception on December 20, 2006 to May 31, 2010.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. There were no translation adjustments as of May 31, 2010.

F8

                                                 BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding during the period. There are no potentially dilutive shares outstanding and, accordingly, diluted and basic loss per share amounts are the same.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

May 31, 2010

NOTE 4 – STOCKHOLDERS’ EQUITY

During August 2007, the Company issued a total of 9,250,000 common shares. Of the common shares issued 5,000,000 shares were issued at a price of $0.001 to the Company’s sole officer and director for cash proceeds of $5,000. The balance of 4,250,000 common shares were issued to subscribers at $0.02 per share, for cash proceeds of $85,000.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2009, the Company had $16,762 in cash, a working capital deficit of $21,998, stockholders’ deficit of $37,998 and accumulated net losses of $127,998 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 6- ADVANCE

During the year ended May 31, 2010, a shareholder of the Company advanced $16,000 to the Company to cover operating expenses. This advance is non-interest bearing and there is no fixed terms of repayment.

NOTE 7 - INCOME TAXES

The Company has accumulated net operating losses of $127,998 as of May 31, 2010, generating an approximate deferred tax asset of $44,000, which has been fully offset by a valuation allowance. These net operating losses begin to expire in the year 2026.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 17, 2010, which is the date these consolidated financial statements were issued.

F10

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since May 2007.

 During the years ended May 31, 2010 and 2009 and subsequent to May 31, 2010 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

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

Management,  after  evaluating  the  effectiveness  of the Company's  disclosure controls and  procedures  as defined in Exchange Act Rules  13a-14(c) as of May 31, 2010 (the  "Evaluation  Date") concluded that as of the Evaluation Date, the Company's  disclosure  controls  and  procedures  were  effective to ensure that material  information  relating  to the  Company  would be made known to them by individuals within those entities,  particularly during the period in which this annual report was being prepared and that  information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control  over  financial  reporting  is as of the year ended May 31,  2010.  We believe that internal control over financial reporting is ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

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

There  was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  quarter  ended May 31, 2010,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K

                                                              PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Richard Hiron	45	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officers and directors:

Mr. Richard Hiron: Mr. Hiron became our President, Secretary and Treasurer on December 20, 2006.

Mr. Hiron is a graduate of the University of Alberta, and has over 18 years experience as a sales and marketing professional primarily in the media industry. Mr. Hiron began his career with Molson and then spent time at Pattison Outdoor. In 1997 Mr. Hiron began work with CHUM Television, and was responsible for setting up their first sales office in Alberta with Access Television. During his tenure with CHUM, he has been responsible for establishing a commercial sales division, overseeing the integration of all corporate revenue generating activities, and instilling a strong focus on customer service. Mr. Hiron is currently the Regional Sales Manager for CHUM’s Alberta stations including Citytv Calgary, City TV Edmonton and Access Television. Given that Mr. Hiron has no previous experience in mineral exploration or operating a mining and exploration company. Mr. Hiron also lacks any accounting or financial credentials, he intends to perform his job for us by engaging consultants who have experience in the areas where he is lacking. Mr. Hiron is also studying information about our industry to familiarize himself with our business.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended May 31, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended May 31, 2010:

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

As at our year ended May 31, 2010, we did not have any outstanding equity awards.

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

|

Notes:
(1)

Based on 9,250,000 shares of our common stock issued and outstanding as of September 15, 2010,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 15, 2010.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31, 2010 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2010	Year Ended May 31, 2009
Audit Fees	$12,000	$12,000
Audit Related Fees	800	800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,800	$12,800

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated and Bow Valley Ventures, Inc.(1)

10.2	Declaration of Trust executed by.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on x2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2,x 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOW VALLEY VENTURES, INC.

Date:	September 17, 2010	By:	/s/ Richard Hiron

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

BOW VALLEY VENTURES, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 17, 2010	By:	/s/ Richard Hiron

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director