Form 10-Q
period 2010-11-30
Bow Valley Ventures Inc.
filed 2011-01-19
CIK 1402394

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Yes  [x]

No  []

There were shares of 9,250,000 Common Stock outstanding as of January 19, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – November 30, 2010 and May 31, 2010 (Audited)                   F-1

Statements of Operations  -

Three months ended November 30, 2010 and 2009 and

            From December 20, 2006 (Inception) to November 30, 2010

             F-2,

Statements of Cash Flows –

Three months ended November 30, 2010 and 2009 and

From December 20, 2006 (Inception) to November 30, 2010

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

   9

Item 3.  Defaults Upon Senior Securities – Not Applicable

                           9

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

   9

Item 5.  Other Information

                                                    9

Item 6.  Exhibits

     9

SIGNATURES

Item 1.  Financial Statements

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010

ASSETS

Current assets:

Cash	$ 236	$ 16,762

Total assets	$ 236	$ 16,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	$ 33,360	$ 38,760

TOTAL CURRENT LIABILITIES	33,360	38,760

Shareholder advance	16,000	16,000

Total liabilities	49,360	54,760

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Preferred stock; authorized 10,000,000; $0.001 par value; zero shares issued and outstanding at November 30, 2010 and May 31, 2010
Common stock; authorized 50,000,000; $0.001 par value; 9,250,000
shares issued and outstanding at November 30, 2010 and May 31, 2010	9,250	9,250
Paid in capital	80,750	80,750
Deficit accumulated during the exploration stage	(144,124)	(127,998)

Total stockholders' (deficit) equity	(49,124)	(37,998)

Total liabilities and stockholders' equity	$ 236	$ 16,762

The accompanying notes are an integral part of these consolidated financial statements

	BOW VALLEY VENTURES, INC.
	(AN EXPLORATION STAGE COMPANY)
	CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended November, 2010	Three months ended November 30, 2009	From Inception (December 20, 2006) to November 30, 2010

Operating Expenses:

General and administrative	$ 5,451	$ 11,435	73,955
Consulting		-	65,169
Impairment loss on mineral property costs		-	5,000

Net loss for the period	$ (5,451)	$ (11,435)	$ 144,124

Net loss per share:
Basic and diluted	$ 0.00	$ 0.00

Weighted average number of shares outstanding:
Basic and diluted	9,250,000	9,250,000

The accompanying notes are an integral part of these consolidated financial statements

BOW VALLEY VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended November 30,2010	Six months ended November 30, 2009	From Inception (December 20, 2006) to November 30, 2010

Cash flow from operating activities:
Net loss	$ (16,526)	$ (11,471)	$ (144,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral property costs		-	5,000
Changes in operating assets and liabilities:
Decrease in accounts payable	(5,800)	(7,500)	33,360
shareholder advance			16,000

Net cash used in operating activities	$ (10,726)	$ (3,971)	(89,764)

Cash flows from investing activities:
Acquisition of mineral properties			(5,000)

Net cash used in investing activities		-	(5,000)

Cash flows from financing activities:
Deposits		-	90,000

Net cash provided by financing activities		-	90,000

(Decrease) Increase in cash during the period	(10,726)	(3,971)	236

Cash, beginning of period	16,762	4,815	-

Cash, end of period	$236	$ 844	$ 236

Cash paid during the period
Taxes		$-	$ -
Interest		$-	$ -

The accompanying notes are an integral part of these consolidated financial statements

BOW VALLEY VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Bow Valley Ventures, Inc. for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010 included in the Company’s report on Form 10-K.

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

November 30, 2010

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 20, 2006 to November 30, 2010.

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

November 30, 2010

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

November 30, 2010

(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY

During August 2007 the Company issued a total of 9,250,000 common shares. Of the common shares issued 5,000,000 shares were issued at a price of $0.001 to the Company’s sole officer and director for cash proceeds of $5,000. The balance of 4,250,000 common shares were issued to subscribers at $0.02 per share, for cash proceeds of $85,000.

NOTE 5 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2010 the Company had incurred accumulated losses since inception of $144,124. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Our total expenditures over the next twelve months are anticipated to be approximately $ 43,500. Our cash on hand as of November 30, 2010 is $236. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

Results of Operations

For the Three months Ended November 30, 2010 compared to the Three  months Ended November, 2009

We are an exploration stage and have no revenues to date.

We incurred operating expenses of $5,451 and $11,435 for the three month periods ended November 30, 2010 and 2009, respectively.  The decrease of $5,984 is a result of the decrease in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the three months ended November 30, 2010 was a result of increased administrative expenses and exploration activities in connection with our on going exploration  efforts.

During the three months ended November 30, 2010, we recognized a net loss of $5451compared to a net loss of $11,435 for the three months ended November 30, 2009.  The decrease was a result of the decrease in operational expenses as discussed above.

Liquidity and Capital Resources

At November 30, 2010, we had total assets of $236 consisting of cash.  At November 30, 2010, we had total current liabilities of $49,360, consisting of accrued expenses of $33,360,

During the three months ended November 30, 2010, we used cash of $5,451 in operations. During the three months ended November 30, 2010, net losses of $5,451were not adjusted for any non-cash items.  During the three months ended November 30, 2009, net losses of $11,435 were not adjusted for any non-cash items.

During the three months ended November 30, 2010 and 2009, we did not have any cash flows from investment activities.

During the three months ended November 30, 2010, we received $0 from our financing activities.  During the three months ended November 30, 2009, we received $0 from our financing activities

Off-Balance Sheet Arrangements

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended November 30, 2010. We believe that internal control over financial reporting is ineffective, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings.

Bow Valley Ventures, Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $144,124 for the period from (inception) to November 30, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to complete Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of November 30, 2010, we had cash in the amount of $5,687. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Item 5.  Other Information.

We did not file Current Reports on Form 8-K during the period ended November 30, 2010

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

January 19, 2011

Bow Valley Ventures, Inc. (Registrant)

By:

/s/ Richard Hiron

______________________________

Richard Hiron

Chief Executive Officer

and Principal Accounting Officer